Form 10-Q
period 2025-10-31
Calor Del Sol Inc.
filed 2026-05-15
CIK 2008027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

Commission File Number 333-290138

CALOR DEL SOL INC.
(Exact name of registrant as specified in it’s charter)

Nevada	88-2580763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 112th Avenue, SE., Suite 100, Bellevue, WA. 98004

(Address of principal executive offices)(Zip Code)

1-800-641-4814

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

As of May 15, 2026, there were 4,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

CALOR DEL SOL INC.

FINANCIAL STATEMENTS

(Unaudited)

October 31, 2025

CALOR DEL SOL INC.

BALANCE SHEET

	October 31, 2025	April 30, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$157

TOTAL CURRENT ASSETS	$-	$157

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,500	$2,384
Bank overdraft	113	-
Due to related party (Note 4)	54,739	38,471

TOTAL CURRENT LIABILITIES	56,352	40,855

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY/(DEFICIT)		-
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
4,000,000 shares of common stock	4,000	4,000
Accumulated deficit	(60,352)	(44,698)

TOTAL STOCKHOLDER’S (DEFICIT)	(56,352)	(40,698)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$-	$157

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOL INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2025	Three months ended October 31, 2024	Six months ended October 31, 2025	Six months ended October 31, 2024

REVENUES	$-	$-	$-	$-

EXPENSES
Office and General	4,316	4,558	15,564	13,721

TOTAL EXPENSES	(4,316)	(4,558)	(15,564)	(13,721)

NET LOSS	$(4,316)	$(4,558)	$(15,564)	$(13,721)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOLINC.

STATEMENT OF STOCKHOLDER’S (DEFICIT)

For the Six-month period ended October 31, 2025

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance April 30, 2025	4,000,000	$4,000	$-	$(44,698)	$(40,698)

Net loss for the period ended July 31, 2025	-	-	-	(11,338)	(11,338)

Balance, July 31, 2025	4,000,000	$4,000	$-	$(56,036)	$(52,036

Net loss for the period ended October 31, 2025	-	-	-	(4,316)	(4,316)

Balance, October 31, 2025	4,000,000	$4,000	$-	$(60,352)	$(56,352)

CONDENDED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Six-month period ended October 31, 2024

 (Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance April 30, 2024	4,000,000	$4,000	$-	$(24,132)	$(20,132)

Net loss for the period ended July 31, 2024	-	-	-	(9,164)	(9,164)

Balance, July 31, 2024	4,000,000	$4,000	$-	$(33,296)	$(29,296)

Net loss for the period ended October 31, 2024	-	-	-	(4,558)	(4,558)

Balance, October 31, 2024	4,000,000	$4,000	$-	$(37,854)	$(33,854)

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOL INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended October 31, 2025	Six months ended October 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,654)	$(13,721)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable	(884)	(2,384)
Bank account overdraft	113	-
Changes in operating assets and liabilities

NET CASH USED IN OPERATING ACTIVITIES	(16,425)	(16,105)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Proceeds from related parties	16,268	15,762

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,268	15,762

NET INCREASE IN CASH	(157)	(343)

CASH, BEGINNING OF PERIOD	157	578

CASH, END OF PERIOD	$-	$233

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these interim financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Calor Del Sol Inc., was incorporated in the State of Nevada as a for-profit Company on May 24, 2022 and established a fiscal year end of April 30. Calor Del Sol Inc. is an emerging growth stage company which intends to manufacture and sell beautiful, functional and multiuse lingerie items that can be worn as undergarments or as clothing. We currently have no product to sell, but we intend to create items made of quality material meant to last and keep their original integrity. The items will consist of a wide range of neutral toned basics with material and fabrics that will be wrinkle and stain resistant, easy to wash and no dry cleaning necessary.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $60,352.  As at October 31, 2025, the Company has a working capital deficit of $56,352.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of October 31, 2025, the Company has issued 4,000,000 founders shares at $0.001 per share for net proceeds of $4,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended April 30, 2025 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Commitments and Contingencies

On May 3, 2025 the Company signed a lease for office space in Bellevue, Washington. The new term of the lease is for one year at $98 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of October 31, 2025, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at October 31, 2025 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On October 6, 2022, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended October 31, 2025 the Company received cash advances from its CEO of $600. Additionally, the CEO paid expenses of $15,668 on behalf of the Company. Total amount owed to the CEO as of October 31, 2025 is $54,739. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On October 6, 2022, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 23, 2026 which is the date the financial statements were available to be issued. The Company has determined that there are no events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three-month periods ended October 31, 2025 and 2024, we had no revenue. Expenses for the three-month period ended October 31, 2025 totaled $4,316 resulting in a net loss of $4,316. The net loss for the three-month period ended October 31, 2025 is a result of general and administrative expense of $4,316, comprised of and professional fees of $3,850 comprised primarily of accounting fees; and rent of $294; and telephone expenses of $81; and bank service charges of $91. Expenses for the comparative three-month period ended October 31, 2024 is a result of general and administrative expenses totaling $4,558 resulting in a net loss of $4,558 comprised of professional fees of $4,225 comprised primarily of accounting of $3,850 and legal fees of $375; rent expenses of $261; Telephone expenses of $42 and bank services charges of $30. The decrease in expenses between the three months ended October 31, 2025 and 2024 was primarily due to an in legal fees.

For the six-month periods ended October 31, 2025 and 2024, we had no revenue. Expenses for the six-month period ended October 31, 2025 totaled $15,654 resulting in a net loss of $15,654. The net loss for the six-month period ended October 31, 2025 is a result of general and administrative expense of $15,654, comprised of filing fees of $432; and professional fees of $13,718 comprised primarily of accounting fees; Rent expenses of $577; State Agent fees of $286; Telephone expenses of $137; office expenses of $292 and bank service charges of $212.  Expenses for the comparative six-month period ended October 31, 2024 is a result of general and administrative expenses totaling $13,722 resulting in a net loss of $13,722 comprised of filing fees of $1,288; professional fees of $11,525 comprised primarily of accounting fees; rent expenses of $512; office expenses of $192; telephone expenses of $84 and bank services charges of $120. The increase in expenses between the six-months ended October 31, 2025 and 2024 was primarily due to an increase in accounting fees.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our former and current Officer and Director, we have no other source for funding the Company at this time. We must raise cash to implement our strategy and stay in business.

As of October 31, 2025, we had $nil in cash as compared to $157 in cash at April 30, 2025. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of October 31, 2025, the Company’s sole officer and director, Mr. Alejandro Hernandez, has loaned the Company $54,739 and he has indicated he is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined and there is no contract or written agreement in place. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

Since our inception of May 22, 2024 we currently have no product to sell, but we intend to create items made of quality material meant to last and keep their original integrity. The items will consist of a wide range of neutral toned basics with material and fabrics that will be wrinkle and stain resistant, easy to wash and no dry cleaning necessary.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations as a result of material weaknesses disclosed in our annual report on Form S-1 filed with the SEC on October 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

The Company became effective December 9, 2025.

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101*	Interactive Data File

101.INS	INLINE XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	INLINE XBRL Taxonomy Extension Schema Document

101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calor Del Sol Inc. (Registrant)

Date: May 15, 2026	By:	/s/ Alejandro Hernandez
Alejandro Hernandez President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

