Form 10-Q
period 2026-01-31
Calor Del Sol Inc.
filed 2026-05-18
CIK 2008027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

Large accelerated filer ☐            Accelerated filer ☐             Non-accelerated filer ☒             Smaller reporting company ☒             Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

As of May 18, 2026, there were 4,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

CALOR DEL SOL INC.

FINANCIAL STATEMENTS

(Unaudited)

January 31, 2026

3

CALOR DEL SOL INC.

BALANCE SHEET

	January 31, 2026	April 30, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$157

TOTAL CURRENT ASSETS	$-	$157

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,500	$2,384
Due to related party (Note 4)	58,977	38,471

TOTAL CURRENT LIABILITIES	60,477	40,855

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY/(DEFICIT)
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value, issued and outstanding
4,000,000 shares of common stock	4,000	4,000
Accumulated deficit	(64,477)	(44,698)

TOTAL STOCKHOLDER’S (DEFICIT)	(60,477)	(40,698)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$-	$157

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOL INC.

STATEMENT OF OPERATIONS

	Three months ended January 31, 2026	Three months ended January 31, 2025	Nine months ended January 31, 2026	Nine months ended January 31, 2025

REVENUES	$-	$-	$-	$-

EXPENSES
Office and General	4,125	4,272	19,779	17,994

TOTAL EXPENSES	(4,125)	(4,272)	(19,779)	(17,994)

NET LOSS	$(4,125)	$(4,272)	$(19,779)	$(17,994)

LOSS PER COMMON SHARE – BASIC AND DILUTED (CONTINUING OPERATIONS)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOL INC.

STATEMENT OF STOCKHOLDER’S (DEFICIT)

For the Nine-month period ended January 31, 2026

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance April 30, 2025	4,000,000	$4,000	$-	$(44,698)	$(40,698)

Net loss for the period ended July 31, 2025	-	-	-	(11,338)	(11,338)

Balance, July 31, 2025	4,000,000	$4,000	$-	$(56,036)	$(52,036)

Net loss for the period ended October 31, 2025	-	-	-	(4,316)	(4,316)

Balance, October 31, 2025	4,000,000	$4,000	$-	$(60,352)	$(56,352)

Net loss for the period ended January 31, 2026	-		-	(4,125)	(4,125)

Balance, January 31, 2026	4,000,000	$4,000	$-	$(64,477)	$(60,477)

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOL INC.

CONDENDED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICT)

For the Nine-month period ended January 31, 2025

 (Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance April 30, 2024	4,000,000	$4,000	$-	$(24,132)	$(20,132)

Net loss for the period ended July 31, 2024	-	-	-	(9,164)	(9,164)

Balance, July 31, 2024	4,000,000	$4,000	$-	$(33,296)	$(29,296)
Net loss for the period ended October 31, 2024	-	-	-	(4,558)	(4,558)

Balance, October 31, 2024	4,000,000	$4,000	$-	$(37,854)	$(33,854)

New loss for the period ended January 31, 2025	-	-	$-	$(4,272)	$(4,272)

Balance, January 31, 2025	4,000,000	$4,000	$-	$(42,126)	$(38,126)

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOL INC.

STATEMENT OF CASH FLOWS

	Nine months ended January 31, 2026	Nine months ended January 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,779)	$(17,994)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable	(884)	(884)
Changes in operating assets and liabilities

NET CASH USED IN OPERATING ACTIVITIES	(20,663)	(18,878)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Proceeds from related parties	20,506	18,370

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,506	18,370

NET INCREASE IN CASH	(157)	(508)

CASH, BEGINNING OF PERIOD	157	578

CASH, END OF PERIOD	$-	$70

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $64,477.  As at January 31, 2026, the Company has a working capital deficit of $60,477.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2026, the Company has issued 4,000,000 founders shares at $0.001 per share for net proceeds of $4,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended April 30, 2025 included in the Company’s S-1 filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026.

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

Commitments and Contingencies

On June 3, 2022 the Company signed a lease for office space in Bellevue, Washington. The new term of the lease is for one year at $87 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of January 31, 2026, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at January 31, 2026 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended January 31, 2026 the Company received cash advances from its CEO of $6,521. Additionally, the CEO paid expenses of $13,985 on behalf of the Company. Total amount owed to the CEO as of January 31, 2026 is $58,977. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On October 6, 2022, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 30, 2026 which is the date the financial statements were available to be issued. The Company has determined that there are no events to disclose.

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

Results of Operations

For the three-month periods ended January 31, 2026 and 2025, we had no revenue. Expenses for the three-month period ended

January 31, 2026 totaled $4,125 resulting in a net loss of $4,125. The net loss for the three-month period ended January 31, 2026 is a result of general and administrative expense of $4,125, comprised of and professional fees of $3,850 comprised primarily of accounting fees; and rent of $294; and telephone expenses of $42; and bank service charges of $41 and reconcile discrepancies of ($102). Expenses for the comparative three-month period ended January 31, 2025 is a result of general and administrative expenses totaling $4,272 resulting in a net loss of $4,272 comprised of professional fees of $3,850 comprised primarily of accounting of; rent expenses of $261; Telephone expenses of $42 and bank services charges of $60 and office expense of $59. The expenses between the three months ended January 31, 2026 and 2025 was primarily due to increase in office expenses.

For the nine-month periods ended January 31, 2026 and 2025, we had no revenue. Expenses for the nine-month period ended

January 31, 2026 totaled $19,779 resulting in a net loss of $19,779. The net loss for the nine-month period ended January 31, 2026 is a result of general and administrative expense of $19,779, comprised of filing fees of $432; and professional fees of $17,568 comprised primarily of accounting fees; Rent expenses of $871; State Agent fees of $286; Telephone expenses of $179; office expenses of $292 and bank service charges of $253 and reconciliation discrepancies of ($102). Expenses for the comparative nine-month period ended January 31, 2025 is a result of general and administrative expenses totaling $17,994 resulting in a net loss of $17,994 comprised of filing fees of $1,288; professional fees of $15,375 comprised primarily of accounting fees; rent expenses of $773; office expenses of $251; telephone expenses of $126 and bank services charges of $180. The increase in expenses between the nine-months ended January 31, 2026 and 2025 was primarily due to an increase in accounting fees.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our former and current Officer and Director, we have no other source for funding the Company at this time. We must raise cash to implement our strategy and stay in business.

As of January 31, 2026, we had $nil in cash as compared to $157 in cash at April 30, 2025. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of January 31, 2026, the Company’s sole officer and director, Mr. Alejandro Hernandez, has loaned the Company $58,977 and he has indicated he is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined and there is no contract or written agreement in place. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

4

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

The Company became effective December 9, 2025.

6

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive Data File

101.INS	INLINE XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	INLINE XBRL Taxonomy Extension Schema Document

101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calor Del Sol Inc. (Registrant)

Date: May 18, 2026	By:	/s/ Alejandro Hernandez
Alejandro Hernandez
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

8