Form 10-K
period 2026-04-30
Calor Del Sol Inc.
filed 2026-08-17
CIK 2008027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED April 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-280138

CALOR DEL SOL INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1400 112TH Street, SE, Suite 100, Bellevue ,WA 98004

 (Address of principal executive offices, including zip code.)

(800) 641-4814

(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒      No ☐

As of August 17, 2026, there were 4,000,000 shares of common stock issued and outstanding.

PART I

ITEM 1. BUSINESS

 Calor Del Sol Inc. is an emerging growth stage company which intends to manufacture and sell beautiful, functional and multiuse lingerie items that can be worn as undergarments or as clothing. We currently have no product to sell, but we intend to create items made of quality material meant to last and keep their original integrity. The items will consist of a wide range of neutral toned basics with material and fabrics that will be wrinkle and stain resistant, easy to wash and no dry cleaning necessary. Calor Del Sol Inc. was incorporated in Nevada on May 24, 2022. We intend to use the net proceeds from this offering to operate our business only until Stage 1 of our Plan of Operation. We have no revenues or operating history. Our principal business offices are 1400 112th Ave SE, Suite 100, Bellevue, WA 98004. Calor Del Sol Inc.’s phone number is (800) 641-4814.

From inception until the date of this filing, we have had no operating activities. Our financial statements from the year ended April 30, 2026 and 2025.

Calor Del Sol Inc. anticipates that it will derive its income from the sale of its intended products of multi-use lingerie items. We do not anticipate revenues until such time as we enter into retail operations, which is defined as activities which involves the buying and selling of our proposed multiuse lingerie items in exchange for compensation. We anticipate being in commercial operations within 12 to 18 months of closing this offering. Anticipated expenditures over the next twelve months are estimated to be $90,000. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully assemble, manufacture and sell any products or services related to our planned activities. Further, we cannot provide investors with any assurance that we will be able to raise sufficient funds during Phase 2 to proceed with any work or activities.

Overview of Calor Del Sol Inc.

ORGANIZTION OF COMPANY SINCE

Calor Del Sol Inc. was incorporated on May 24, 2022 under the laws of the State of Nevada. Alejandro Hernandez has served as President, Chief Executive Officer, Secretary and Treasurer of our company from to the current date. No person other than Mr. Hernandez has acted as a promoter of Calor Del Sol Inc. since our inception. Other than the 4,000,000 common shares issued by the Company to Mr. Hernandez at a purchase price of $0.001 per share for net proceeds to the Company of $4,000, no other shares have been issued by the Company.

IN GENERAL

Calor Del Sol Inc. is an emerging growth company which intends to manufacture, market and sell a proposed line of various functional and multiuse lingerie items. Our plan of operations has two Phases. In Phase 1 we intend to complete this offering of $90,000 and to develop a business relationship with a yet to be determined manufacturer and supplier while seeking out additional companies to provide us the same services for redundancy and possible competitive price advantages. Mr. Hernandez, our Chairman of the Board of Directors, has verbally agreed to advance funds up to the $90,000 for this offering which will to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. At the successful completion of Phase I we will require additional funds to proceed with Phase 2 cash requirements of the estimated $200,000. The Company plans to raise additional funds for development by way of a private debt or equity financing, however, no actions have been taken at this time to raise such funds. Currently we have no products ready for sale, but we intend to create the following clothing items for sale for income: camisoles and tank tops, shorts and bike shorts, robes and cover ups, pants and capris, and long gowns. We do not anticipate revenues until such time as we enter into retail operations. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully bring retail online sales to market.

According to http://www.reportlinker.com/p04760062/Lingerie-Market-Global-Industry-Analysis-Size-Share-Growth-Trends-and-Forecast.html: Females in the developing countries are experiencing latest trends towards carrying themselves in public. They are changing their outlook towards accepting innerwear as a casual affair and take time to choose and make a purchase. The outerwear of women has undergone a dramatic change and due to the indication that women prefer selecting innerwear, especially bras that can match with their attire. They try to purchase lingerie depending on the occasion or event, such as there are special sport wear bras for gymnasium purposes. It can be demonstrated from the product differentiation brought by the lingerie manufacturers over online and retail stores. Thus, this is a key factor complementing the growth of the global lingerie market. Lingerie has witnessed a rapid acceptance in the fashion industry. Women from all backgrounds want to try out the latest trends in the innerwear segment. Most of the large brands have exclusive stores in shopping malls or independent stores. In developing countries like India and China, brands like Jockey try to reach out to customers through small roadside innerwear shops. Additionally, lingerie is available at stores as well as online. Brands like Victoria Secret have country websites for easier transactions and shipment.

Moreover, the global lingerie market is experiencing moderate growth in the apparel segment as nowadays individuals are more inclined towards braded items, most of which are usually priced on the higher end. People from all backgrounds and income group want to avail a comfortable and lasting inner wear that can be fashionable as well as skin friendly. There are many local brands or companies that manufacture cheap quality products to cater to the wide population in the underdeveloped or developing countries. Mergers and acquisitions are a strategic way of entering the market and understanding the current needs and preferences of the population. Through this, the large companies will benefit in capturing the market and at the same time, will enable the small companies to fight for a better position in the market.

Calor Del Sol Inc. plans to take advantage of the ever-growing market of lingerie while offering its own take on how to dress with multifunction in mind. Although the lingerie market has long established brands with loyal customers, Calor Del Sol Inc. will endeavor to offer an alternative and be a refreshing take on the old ideas of underwear.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. There is the likelihood that we may never be able to source, manufacture or market our proposed lingerie lines. We are presently in the early development stage of our business and we can provide no assurance that we will be able to source the materials we need, then design, market, brand, sell and produce our proposed lingerie line or products. If our company is not capable of building a market for our proposed products, then all funds that we spend on development will be considered lost.

Competition

Some of the major key players operating in the global lingerie market are, Jockey International Inc. (Kenosha, Wisconsin, US), Hanes (North Carolina, US), Groupe Chantelle (Cacjan, France), LVMH (Boise, US), L Brands Inc. (Columbus, Ohio, US), MAS Holdings Limited (Colomba, Sri Lanka), Ann Summers (London, UK), Marks and Spencer (London, UK), PV H Corporation (New York, US), among others.

In Technavio’s report, Global Intimate Apparel Market 2017-2021, http://www.prnewswire.com/news-releases/global-intimate-apparel-market-2017-2021-300465572.html, has been prepared based on an in-depth market analysis with inputs from industry experts. The report covers the market landscape and its growth prospects over the coming years. The report also includes a discussion of the key vendors operating in this market.

Key Vendors:

•	Fruit of the Loom
•	Hanesbrands
•	Jockey International

Other Prominent Vendors:

•	Aimer
•	Chantelle
•	Embry Holdings
•	Hanky Panky
•	Jcp Media
•	Lingerie-Factory
•	Lise Charmel
•	Stella McCartney
•	Triumph International
•	Urban Outfitters
•	Wacoal

Segmentation and customization are set to be the major areas of consumer interest in the lingerie industry. The innerwear as outerwear trend has become an entirely new category of design and we expect that it will continue to grow and even change, allowing us to continue to introduce new styles and products in the future. Each person tends to view their own personal style as something very important to their overall daily presentation and therefore will spend a significant amount of time and money to meet their own needs. This aspect of this segment of the apparel and lingerie industry can allow us to make small changes to our designs to our designs to keep the brand fresh and relevant at a minimal cost to while staying current.

The direct competitors for Calor Del Sol Inc. are Victoria Secret, True & Co., Cosabella, Intimissimi, Adore Me and Anine Bing.

There are many other companies that have lines of beautiful under and innerwear that can be worn as outerwear, however, we focus the practicalities of making the underwear functional, comfortable, acceptable, and fashionable as both inner and outerwear. We expect that our customers will be happy knowing that if they choose to wear the item as an outerwear piece that they can count on support, transparency and coverage of personal body parts to have been considered in the design so that they will always feel that they are dressed appropriately.

Employees

According to http://www.reportlinker.com/p04760062/Lingerie-Market-Global-Industry-Analysis-Size-Share-Growth-Trends-and-Forecast.html: Females in the developing countries are experiencing latest trends towards carrying themselves in public. They are changing their outlook towards accepting innerwear as a casual affair and take time to choose and make a purchase. The outerwear of women has undergone a dramatic change and due to the indication that women prefer selecting innerwear, especially bras that can match with their attire. They try to purchase lingerie depending on the occasion or event, such as there are special sport wear bras for gymnasium purposes. It can be demonstrated from the product differentiation brought by the lingerie manufacturers over online and retail stores. Thus, this is a key factor complementing the growth of the global lingerie market. Lingerie has witnessed a rapid acceptance in the fashion industry. Women from all backgrounds want to try out the latest trends in the innerwear segment. Most of the large brands have exclusive stores in shopping malls or independent stores. In developing countries like India and China, brands like Jockey try to reach out to customers through small roadside innerwear shops. Additionally, lingerie is available at stores as well as online. Brands like Victoria Secret have country websites for easier transactions and shipment.

Moreover, the global lingerie market is experiencing moderate growth in the apparel segment as nowadays individuals are more inclined towards branded items, most of which are usually priced on the higher end. People from all backgrounds and income group want to avail a comfortable and lasting inner wear that can be fashionable as well as skin friendly. There are many local brands or companies that manufacture cheap quality products to cater to the wide population in the underdeveloped or developing countries. Mergers and acquisitions are a strategic way of entering the market and understanding the current needs and preferences of the population. Through this, the large companies will benefit in capturing the market and at the same time, will enable the small companies to fight for a better position in the market.

Calor Del Sol Inc. plans to take advantage of the ever-growing market of lingerie while offering its own take on how to dress with multifunction in mind. Although the lingerie market has long established brands with loyal customers, Calor Del Sol Inc. will endeavor to offer an alternative and be a refreshing take on the old ideas of underwear.

Capital Requirements

We will also begin a direct and dedicated marketing and advertising strategy and to market our complete product lines for sale and use in retail outlets. The estimated cost of Phase 2 is $200,000 and is anticipated to take approximately 12 to 24 months to complete. We plan to raise the additional funding for Phase 2 by way of a private debt or equity financing but have not commenced any activities to raise such funds and we cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities of Phase 2 of our development program.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Summary

The Company does not own any properties. mineral properties.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s common stock and the stock is not yet quoted on any public board. The Company has not paid cash dividends and has no outstanding options.

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, uncertainty and delays.

Liquidity and Capital Resources

As of April 30, 2026 we have assets amounting to $Nil and cash amounting to $Nil. We will attempt to raise additional money through a subsequent private placement, or through loans.

Since inception, we have issued 4,000,000 shares of our common stock As of April 30, 2026 the Company has an accumulated deficit of $69,807

As of April 30, 2026, due to related parties balance of $60,900 (April 30, 2025: $38,471) represents the combination of the following:

$60,900 (April 30, 2025: $38,471) was payable to a principal shareholder’s company and officer, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001.

On October 6, 2022, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

As of April 30, 2026, total of 4,000,000 (2025 – 4,000,000) shares of common stock are outstanding.

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

Where you can find more information

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our registration statement on Form 10, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CALOR DEL SOL INC.

FINANCIAL STATEMENTS

April 30, 2026

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Calor Del Sol, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Calor Del Sol, Inc. as of April 30, 2026 and 2025 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026  and 2025 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2024.

PCAOB ID: 6108

Vancouver, Washington

August 15, 2026

CALOR DEL SOL INC.

BALANCE SHEET

	April 30, 2026	April 30, 2025

ASSETS

CURRENT ASSETS
Cash	$-	$157

TOTAL CURRENT ASSETS	$-	$157

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,907	$2,384
Due to related party (Note 4)	60,900	38,471

TOTAL CURRENT LIABILITIES	65,807	40,855

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Common stock Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 4,000,000 shares of common stock	4,000	4,000
Accumulated deficit	(69,807)	(44,698)

TOTAL STOCKHOLDER’S DEFICIT	(65,807)	(40,698)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$157

The accompanying notes are an integral part of these financial statements.

F-2

CALOR DEL SOL INC.

STATEMENT OF OPERATIONS

	For the year ended April 30, 2026	For the year ended April 30, 2025

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$25,109	$20,566

TOTAL OPERATING EXPENSES	(25,109)	(20,566)

NET LOSS	(25,109)	(20,566)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

CALOR DEL SOLINC.

STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THE YEAR ENDED TO APRIL 30, 2026

			Additional
	Common Stock		Paid-in	Accumulated
	Number of shares	Amount	Capital	Deficit	Total

Balance, April 24, 2024	4,000,000	$4,000	$-	$(24,132)	$(20,232)

Loss for the period ended April 30, 2025				(20,566)	(20,566)

Balance, April 30, 2025	4,000,000	$4,000	$-	$(44,698)	$(40,698)
Net loss for the period ended April 30, 2026	-	-	-	(25,109)	(25,109)

Balance, April 30, 2026	4,000,000	$4,000	$-	$(69,807)	$(65,807)

The accompanying notes are an integral part of these financial statements.

CALOR DEL SOL INC.

STATEMENT OF CASH FLOWS

	For the year ended April 30, 2026	For the year ended April 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,109)	$(20,566)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Accounts payable	2,523	-
Expenses paid by related party	-	-
Changes in operating assets and liabilities	-	-

NET CASH USED IN OPERATING ACTIVITIES	(22,586)	(20,566)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	22,429	20,145
Proceeds on sale of common stock	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,429	20,145

NET INCREASE IN CASH	(157)	(421)

CASH, BEGINNING OF PERIOD	157	578

CASH, END OF PERIOD	$-	$157

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CALOR DEL SOL INC. NOTES TO FINANCIAL STATEMENTS APRIL 30, 2026 (Audited)

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $69,807. As at April 30, 2026, the Company has a working capital deficit of $65,807. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2026, the Company has issued 4,000,000 founders shares at $0.001 per share for net proceeds of $4,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Commitments and Contingencies

On May 3, 2025 the Company signed a lease for office space in Bellevue, Washington. The term of the lease is for one year at $98 per month and is renewed annually.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive

CALOR DEL SOL INC. NOTES TO FINANCIAL STATEMENTS APRIL 30, 2026 (Audited)

Loss per Common Share (continued)

debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of April 30, 2026, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at April 30, 2026 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended April 30, 2026 the CEO paid expenses of $22,429 on behalf of the Company. Total advances for the period is $22,429. Total amount owed to the CEO as of April 30, 2026 is $60,900. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On October 6, 2022, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

CALOR DEL SOL INC. NOTES TO FINANCIAL STATEMENTS APRIL 30, 2026 (Audited)

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported for the years ended April 30, 2026 and 2025 is as follows:

	April 30, 2026	April 30, 2025
Net loss before income taxes per financial statements	$(25,109)	$(20,566)
Income tax rate	21%	21%
Income tax recovery	(5,273)	(4,319)
Non-deductible	-	-
Valuation allowance change	5,273	4,319
Provisions for income taxes	$-	$-

The significant component of deferred income tax assets at April 30, 2026 and April 30, 2025, is as follows:

	April 30, 2026	April 30, 2025
Net operating loss carry-forward	$5,273	$4,319
Less: valuation allowance	(5,273)	(4,319)
Net deferred income tax asset	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of April 30, 2026 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended April 30, 2026 and no interest or penalties have been accrued as of April 30, 2025. As of April 30, 2026, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2022 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 16, 2026 which is the date the financial statements were available to be issued the CEO paid expenses of $2,667 on behalf of the Company. As of July 16, 2026 the related party advances were $56,566 The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period included in this report have been audited by MICHAEL GILLESPIE & ASSOCIATES, PLLC, as set forth in this annual report.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being April 30, 2026, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2026.

This Annual Report does not include an attestation report of our registered public accounting firm with respect to internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission which permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended April 30, 2026 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Alejandro Hernandez	45	President, Principal Executive Officer, Principal Accounting
1400 112th Ave. SE, Suite 100		Officer, Principal Financial Officer, Secretary, Treasurer
Bellevue, WA 98004		and a member of our board of directors

The persons named above have held their offices/positions are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Alejandro Hernandez has served as Chairman of the Board, President and Chief Executive Officer since May 24, 2022. Since February 2015, Mr. Hernandez is a Self-Employed Media Consultant in Mexico City, Mexico.

Mr. Hernandez attended and studied at the School of Journalism Carlos Septien Garcia in Mexico City from 2011-2015.

Given Mr. Hernandez’s media and entrepreneurial expertise within Mexico and the United States gained by his work and dealing with international companies, the Company believes that Mr. Hernandez’s background and experience make him well suited to serve as our principal officer and sole director

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional companies.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We do not have an audit committee.

Code of Ethics

We have not adopted a corporate code of ethics.

Section 16(a) of the Securities Exchange Act of 1934

We are subject to Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors, and beneficial owners of more than 10% of a class of equity securities (insiders) of a U.S. public company to file public reports (Forms 3, 4, and 5) regarding their ownership and transactions

ITEM 11. EXECUTIVE COMPENSATION

We have not paid any salaries in 2026 and we do not anticipate paying any salaries at any time in 2027. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

To date, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until we have adequate funds to do so.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding in which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on April 30, 2026, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group: On April 30, 2026 we had 4,000,000 shares of common stock outstanding.

Name of Beneficial Owner	Common Shares Owned	Options Exercisable	Common Shares Beneficially owned	Percentage of Class (1)
Alejandro Hernandez	4,000,000	0	0	100%

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Alejandro Hernandez	0	0	0	0	0	0	0

(1)	The persons named above “promoters” as defined in the Securities Exchange Act of 1934. Mr. Hernandez is the only “promoter” of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 During the period ended April 30, 2026 the CEO paid expenses of $22.429 on behalf of the Company. Total advances for the period is $22,429. Total amount owed to the CEO as of April 30, 2026 is $60,900. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On October 6, 2022, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2026 - 2025	$25,918	MICHAEL GILLESPIE & ASSOCIATES, PLLC

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2026	$15,418	MICHAEL GILLESPIE & ASSOCIATES, PLLC

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2026	$	nil

PART IV

ITEM 15. EXHIBITS

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	March 10, 2025	3.1

3.2	Bylaws.	S-1	March 10, 2025	3.2

31.1	Certification of Principal Executive Officer pursuant to d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 17th day of August, 2026.

Calor Del Sole Inc.
(Registrant)

BY:	/s/ Alejandro Hernandez
Alejandro Hernandez
A member of the Board of Directors.

BY:	/s/ Alejandro Hernandez
Alejandro Hernandez
President, Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

