Form 10-Q
period 2026-07-31
Calor Del Sol Inc.
filed 2026-11-02
CIK 2008027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

As of November 2, 2026, there were 4,179,133 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

CALOR DEL SOL INC.

FINANCIAL STATEMENTS

(Unaudited)

July 31, 2026

3

CALOR DEL SOL INC.

BALANCE SHEET

	July 31, 2026	April 30, 2026
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$150	$-

TOTAL CURRENT ASSETS	$150	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,083	$4,907
Due to related party (Note 4)	71,675	60,900

TOTAL CURRENT LIABILITIES	77,758	65,807

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
4,000,000 shares of common stock	4,000	4,000
Accumulated deficit	(81,608)	(69,807)

	(77,608)	(65,807)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$150	$-

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOL INC.

STATEMENT OF OPERATIONS

	Three months ended July 31, 2026	Three months ended July 31, 2025

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$11,801	$11,338

TOTAL OPERATING EXPENSES	(11,801)	(11,338)

NET LOSS	(11,801)	(11,338)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000	4,000,000

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOLINC.

STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THE THREE-MONTH TERM NDED TO JULY 31, 2026

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, April 30, 2026	4,000,000	$4,000	$-	$(69,807)	$(65,807)

Net loss for the three months July 31, 2026	-	-	-	(11,801)	(11,801)

Balance, July 31, 2026	4,000,000	$4,000	$-	$(81,608)	$(77,608)

STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THE THREE-MONTH TERM NDED TO JULY 31, 2025

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance April 30, 2025	4,000,000	$4,000	$-	$(44,698)	$(40,698)

Net loss for the period ended July 31, 2025	-	-	-	(11,338)	(11,338)

Balance, July 31, 2025	4,000,000	$4,000	$-	$(56,036)	$(52,036)

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOL INC.

STATEMENT OF CASH FLOWS

	For three months ended July 31, 2026	For the three months ended July 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,801)	$(11,338)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Accounts payable	1,176	6,648
Expenses paid by related party	-	-
Changes in operating assets and liabilities	-	-

NET CASH USED IN OPERATING ACTIVITIES	(10,625)	(4,690)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	10,775	4,444

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,775	4,444

NET INCREASE IN CASH	150	(246)

CASH, BEGINNING OF PERIOD	-	157

CASH, END OF PERIOD	$150	$(89)

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these interim financial statements.

CALOR DEL SOL INC. NOTES TO FINANCIAL STATEMENTS July 31, 2026 (Unaudited)

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $81,608.  As at July 31, 2026, the Company has a working capital deficit of $77,608.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of July 31, 2026, the Company has issued 4,000,000 founders shares at $0.001 per share for net proceeds of $4,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of July 31, 2026, there were no common stock equivalents outstanding.

CALOR DEL SOL INC. NOTES TO FINANCIAL STATEMENTS July 31, 2026 (Unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at July 31, 2026 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended July 31, 2026 the CEO paid expenses of $22,429 on behalf of the Company. Total advances for the period is $22,429. Total amount owed to the CEO as of April 30, 2026 is $71,758. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On October 6, 2022, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 12, 2026 which is the date the financial statements were available to be issued the CEO paid expenses of $12,172 and advance $200 in cash on behalf of the Company. As of October 12, 2026 the related party advances were $73,272  The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment. Further, subsequent to the period in September and October 2026 the Company raised capital of $5,374 @ $0.03 per share totalling 179,133 in common shares.

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

Results of Operations

For the three-month periods ended July 31, 2026 and 2025, we had no revenue. Expenses for the three-month period ended July 31, 2026 totaled $11,801 resulting in a net loss of $11,801. The net loss for the three-month period ended July 31, 2026 is a result of general and administrative expense of $11,801, comprised of and professional fees of $9,350 comprised primarily of accounting fees; and $1,971 in filing fees; rent of $328; and telephone expenses of $28; and office expenses of $74 and bank service charges of $50 Expenses for the comparative three-month period ended July 31, 2025 is a result of general and administrative expenses totaling $11,338 resulting in a net loss of $11,338 comprised of professional fees of $9,868 comprised primarily of accounting of; and filing fees of $718; rent expenses of $283; and office expenses of $292; and Telephone expenses of $56 and bank services charges of $121. The expenses between the three months ended January 31, 2026 and 2025 was primarily due to increase in filing fees.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our former and current Officer and Director, we have no other source for funding the Company at this time. We must raise cash to implement our strategy and stay in business.

As of July 31, 2026, we had $150 in cash as compared to $nil in cash at April 30, 2026. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain operations. As of July 31, 2026, the Company’s sole officer and director, Mr. Alejandro Hernandez, has loaned the Company $71,758 and he has indicated he is willing to make additional financial commitments if required to maintain the operating status of the Company, in the form of a non-secured loan for the next twelve months if no other funds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined and there is no contract or written agreement in place. The balance due is unsecured and non-interest-bearing with no set terms of repayment.

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

4

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Calor Del Sol Inc.
(Registrant)

Date: November 2, 2026	By:	/s/ Alejandro Hernandez
Name: Alejandro Hernandez
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

8